Form 10-Q
period 2002-06-30
IKON RECEIVABLES FUNDING LLC
filed 2002-08-14
CIK 1160529

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

                                    FORM 10-Q
                        Commission file number 333-71362


                          IKON Receivables Funding, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     52-2652209
--------------------------------------------------------------------------------
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)

  1738 Bass Road, P.O. Box 9115, Macon, Georgia                    31208
--------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

                                 (478) 471-2300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Registered debt outstanding as of August 14, 2002 was $602,449,025.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format contemplated thereby.


================================================================================

                          IKON RECEIVABLES FUNDING, LLC

                                     INDEX*




PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

        Balance Sheet - June 30, 2002 (unaudited)

        Statement of Income - For the Period Ended June 30, 2002 (unaudited)

        Statement of Changes in Member's Deficit - For the Period Ended June 30, 2002 (unaudited)

        Statement of Cash Flows - For the Period Ended June 30, 2002 (unaudited)

        Notes to Condensed Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES









*All amounts contained in this quarterly report on Form 10-Q are in thousands unless otherwise noted.

                          PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements


                          IKON RECEIVABLES FUNDING, LLC
                                  BALANCE SHEET
                                   (unaudited)

                                                                June 30, 2002
                                                                  ---------

                                  Assets
Investments in leases:
     Financing lease receivables                                  $ 800,975
     Less: Unearned income                                         (157,556)
                                                                  ---------
                                                                    643,419

Cash                                                                      1
Restricted cash                                                      30,042
Accounts receivable                                                  10,806
Prepaid expenses and other assets                                     1,995
                                                                  ---------
                  Total assets                                    $ 686,263
                                                                  =========

                     Liabilities and Member's Deficit
Liabilities:
     Accrued expenses                                             $     913
     Lease-backed notes                                             618,054
     Deferred income taxes                                          257,368
                                                                  ---------
                  Total liabilities                                 876,335
                                                                  ---------

Member's deficit:
     Contributed capital                                           (195,710)
     Retained earnings                                                5,638
                                                                  ---------
                  Total member's deficit                           (190,072)
                                                                  ---------
                  Total liabilities and member's deficit          $ 686,263
                                                                  =========





See notes to condensed financial statements.

                          IKON RECEIVABLES FUNDING, LLC
                               STATEMENT OF INCOME
                                   (unaudited)



                                              For the Period
                                                   Ended
                                               June 30, 2002
                                                 -------
Revenues:
     Lease finance income                        $11,862
     Interest income on restricted cash               32
                                                 -------
                                                  11,894
                                                 -------

Expenses:
     Interest                                      2,259
     General and administrative                      239
                                                 -------
                                                   2,498
                                                 -------

Income before income taxes                         9,396

Provision for income taxes                         3,758
                                                 -------

Net income                                       $ 5,638
                                                 =======






See notes to condensed financial statements.

                                          IKON RECEIVABLES FUNDING, LLC
                                    STATEMENTS OF CHANGES IN MEMBER'S DEFICIT
                                                   (unaudited)



                                                          Contributed            Retained
                                                             Capital             Earnings            Total
                                                       -------------------   ----------------    --------------
Balance April 1, 2002                                 $                1                         $          1
Net income                                                                  $          5,638            5,638
Other comprehensive income
Equipment lease contributed by sole member, net
   of deferred taxes of $268,116                                 402,174                              402,174
Distributions to Sole Member                                    (612,391)                            (612,391)
Reversal of income tax liability (Note 5)                         14,506                               14,506
                                                       -------------------   ----------------    --------------
Balance at June 30, 2002                              $         (195,710)   $          5,638    $    (190,072)
                                                       ===================   ================    ==============













See notes to condensed financial statements.

                              IKON RECEIVABLES FUNDING, LLC
                                 STATEMENT OF CASH FLOWS
                                       (unaudited)



                                                                         For the Period
                                                                             Ended
                                                                         June 30, 2002
                                                                           ---------

Cash flows from operating activities
Net income                                                                 $   5,638
Adjustments to reconcile net income to net cash used in operating activities:
     Amortization                                                                 68
     Provision for deferred taxes                                              3,758
     Changes in operating assets and liabilities:
         Increase in accounts receivable                                     (10,806)
         Increase in prepaid expenses and other assets                        (2,063)
         Increase in accrued expenses                                            913
                                                                           ---------
Net cash used in operating activities                                         (2,492)
                                                                           ---------

Cash flows from investing activities
Investments in leases:
         Collections, net of financing income                                 26,871
                                                                           ---------
Net cash provided by investing activities                                     26,871
                                                                           ---------

Cash flows from financing activities
     Proceeds from issuance of lease-backed notes                            634,800
     Payments on lease-backed notes                                          (16,746)
     Deposits to restricted cash                                             (30,042)
     Capital distributed to Sole Member                                     (612,391)
                                                                           ---------
Net cash used in financing activities                                        (24,379)
                                                                           ---------

Increase in cash                                                                   0
Cash at beginning of period                                                        1
                                                                           ---------
Cash at end of period                                                      $       1
                                                                           =========



Supplemental noncash financing activities:
     Noncash capital contributions                                         $ 689,523
                                                                           =========








See notes to condensed financial statements.

                          IKON RECEIVABLES FUNDING, LLC
                     Notes to Condensed Financial Statements
                                   (unaudited)



Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements of IKON Receivables Funding, LLC (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included.

Note 2: Organization

The Company is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-2, LLC ("Sole Member"), also a special purpose Delaware limited liability company. All of the membership interests in the Sole Member are owned by IOS Capital, LLC ("IOSC"), a wholly owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded office technology company with fiscal 2001 revenues of $5.3 billion. The Company was organized in the State of Delaware on October 9, 2001 and is managed by IKON Receivables Funding, Inc. (the "Manager").

The Company was organized to engage exclusively in the following business and financial activities: to purchase or acquire from IKON, or any subsidiary or affiliate of IKON, any right to payment, whether constituting an account, chattel paper, instrument or general intangible, and certain related property (other than equipment) and rights (collectively, "Lease Receivables"), and hold, sell, transfer, pledge or otherwise dispose of Lease Receivables or interests therein; to enter into any agreement related to any Lease Receivables that provides for the administration, servicing and collection of amounts due on such Lease Receivables and any interest rate hedging arrangements in connection therewith; to distribute Lease Receivables or proceeds from Lease Receivables and any other income to its Sole Member; and to engage in any lawful act or activity and to exercise any power that is incidental and is necessary or convenient to the foregoing and permitted under Delaware law.

Neither the Sole Member nor the Manager is liable for the debts, liabilities, contracts or other obligations of the Company solely by reason of being the Sole Member or Manager of the Company.

The Company's organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of the Sole Member, IOSC, or IKON, should any of these entities become subject to such a proceeding. The Company is legally separate from each of the foregoing entities and the assets of the Company, including, without limitation, the Lease Receivables, are not available to the creditors of the Sole Member, IOSC, or IKON.

Note 3: Capital Contributions

The Company was formed on October 10, 2001 and the Sole Member made an initial capital contribution of $1 to the Company on March 5, 2002. Subsequently on May 21, 2002, the Sole Member contributed a segregated pool of $671,206 of office equipment leases or contracts and related assets (the "2002-1 Asset Pool") to the Company as an initial transfer of leases to the Company. An additional $3,811 of leases were added to the 2002-1 Asset Pool after the initial transfer through June 30, 2002 as substitutions for leases that were cancelled or defaulted.

Note 4: Lease-Backed Notes

On May 21, 2002, the Company issued $634,800 of lease-backed notes (the "2002-1 Notes") pursuant to a shelf registration statement filed with the Securities and Exchange Commission. The 2002-1 Notes consist of Class A-1 Notes totaling $171,000 with a stated interest rate of 2.044%, Class A-2 Notes totaling $46,000 with a stated interest rate of 2.91%, Class A-3 Notes totaling $266,400 with a stated interest rate of 3.90% and Class A-4 Notes totaling $151,400 with a stated interest rate of 4.68%. The 2002-1 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2002-1 Notes are made from payments received on the equipment leases. The Company repaid $16,746 of lease-backed notes for the three months ended June 30, 2002.

Note 5: Income Taxes

The Company is classified as a single-member limited liability corporation and, as such, is disregarded as an entity separate from its owners for income tax purposes. Income taxes are reported in accordance with an informal tax sharing agreement with IKON. The income tax provision provided by the Company pursuant to this agreement is on a separate return basis.

The net investment in leases represents the uncollected contractual cash flow of the leases that were contributed to the Company by the Sole Member in the form of contributed capital. The tax basis and related income tax benefits attributable to the leases are retained by the Sole Member. Therefore, the contribution of the leases resulted in a deferred tax liability and is attributed to the differences between the book and tax basis of the net leases outstanding as calculated by the Company pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Because the Company is not obligated to reimburse the Sole Member for current income taxes, all reversals of the deferred tax liability to current income taxes payable and any current income taxes payable are considered additional capital contributions from the Sole Member.

At June 30, 2002, the only component of the net deferred tax liability is related to the net investment in leases.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

IKON Receivables Funding, LLC (the "Company") is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-2, LLC (the "Sole Member"), also a special purpose Delaware limited liability company. All of the membership interests in the Sole Member are owned by IOS Capital, LLC ("IOSC"), a wholly owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded office technology company with fiscal 2001 revenues of approximately $5.3 billion. The Company was organized in the State of Delaware on October 9, 2001 and is managed by IKON Receivables Funding, Inc.

Interest income earned on the Asset Pool offsets interest expense on the Notes, amortization of debt issuance costs and the fees charged by IOS Capital for servicing the Asset Pool and providing administrative services to the Company. For the period ended June 30, 2002, income generated from the Asset Pool was $11,862, other income earned was $32, while interest expense during this period was $2,259 and administrative expenses were $239. Income taxes for the period ended June 30, 2002 were $3,758. The effective income tax rate was 40%.

Contractual Obligations

The following summarizes the Company's significant contractual obligations and commitments as of June 30, 2002:


                                 Payments Due by Period

Contractual Obligations
                                                      Less Than
                                      Total             1 year         1 - 3 years      4 - 5 years      After 5 years
-------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Total Long-term debt                 $618,054          $183,694         $410,136           $24,224                -

Payments on long-term debt generally are made from collections of the finance receivables. At June 30, 2002, long-term debt was $618,054 and finance receivables were $643,419.


                           Forward-Looking Information

This Report includes or incorporates by reference, information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and IOSC's and/or IKON's future financial condition and results. These risks and uncertainties, which apply to the Company, IOSC and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company's ability to recoup the full amount due on the 2002-1 Leases (such as lessee defaults or factors impeding recovery efforts); conducting operations in a competitive environment and in a changing industry (which includes technical services and products that are relatively new to the industry, IKON, and to the Company); delays, difficulties, management transitions and employment issues associated with the consolidation of, and/or changes in business operations; managing the integration of existing and acquired companies; existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal and political issues associated with international operations; the Company's ability to access capital and meet its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

     a) Exhibits:

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b) Reports on Form 8-K

On May 23, 2002, the Company filed a Current Report on Form 8-K to file, under
Item 5 of the Form, containing the financial statements of Ambac Assurance Corporation in connection with its 2002-1 Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


IKON RECEIVABLES FUNDING, LLC
Date   August 14, 2002

By:  /s/ Harry G. Kozee
Name:  Harry G. Kozee
Title:  Vice President - Finance (Chief Accounting Officer)