Form 10-K
period 2002-09-30
IKON RECEIVABLES FUNDING LLC
filed 2002-12-26
CIK 1160529

IKON Receivables Funding, LLC
                                    FORM 10-K
                               September 30, 2002

    As filed with the Securities and Exchange Commission on December 26, 2002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended September 30, 2002 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                        Commission file number 333-71362
                     ______________________________________

                          IKON RECEIVABLES FUNDING, LLC

             (Exact name of registrant as specified in its charter)


                  DELAWARE                                      52-2652209
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

1738 Bass Road, P.O. Box 9115, Macon, Georgia                      31208
  (Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: (478) 471-2300

                     ______________________________________

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Registered debt outstanding as of December 26, 2002 was $552,505,654.

                      Documents incorporated by reference:

                                      None

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

                                     INDEX*

                                                                        Page No.
                                     PART I

ITEM 1.  BUSINESS                                                             1

ITEM 2.  PROPERTIES                                                           1

ITEM 3.  LEGAL PROCEEDINGS                                                    1

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS                                             1

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                       2

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           3

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          3

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE                             3

                                    PART III

ITEM 14. CONTROLS AND PROCEDURES                                              3

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K                                                        4


*All amounts contained in this annual report on Form 10-K are in thousands unless otherwise noted.

Forward-Looking Information

        This Report includes or incorporates by reference, information which may constitute forward-looking statements within the meaning of the federal securities laws. Although IKON Receivables Funding, LLC (the "Company") believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the future financial condition and results of IKON Office Solutions, Inc. ("IKON") and IOS Capital, LLC ("IOSC"). These risks and uncertainties, which apply to the Company, IOSC and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company's ability to recoup the full amount due on the Leases (such as lessee defaults or factors impeding recovery efforts); growth opportunities and increasing market share, productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from the productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships, the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company's business segments and the anticipated benefits of operational synergies related thereto; and the Company's ability to finance its current operations and its growth initiatives. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                                     PART I

ITEM 1.   Business

        IKON Receivables Funding, LLC (the "Company") is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-2, LLC ("Sole Member"), also a special purpose Delaware limited liability company. All of the membership interests in the Sole Member are owned by IOS Capital, LLC ("IOSC"), a wholly-owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded company with fiscal 2002 revenues of approximately $4.8 billion. IKON is a leading provider of products and services that help businesses manage document workflow and increase efficiency. IKON provides customers with total business solutions for every office, production and outsourcing need, including copiers and printers, color solutions, distributed printing, facilities management, imaging and legal document solutions, as well as network design and consulting and e-business development. The Company was organized in the State of Delaware on October 9, 2001 and is managed by IKON Receivables Funding, Inc. (the "Manager").

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

        The Company's organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of the Sole Member, IOSC, or IKON, should any of these entities become subject to such a proceeding. The Company is legally separate from each of the foregoing entities, and the assets of the Company, including, without limitation, the Lease Receivables, are not available to the creditors of the Sole Member, IOSC, or IKON.


ITEM 2.   Properties

        The Registrant does not utilize any facilities. Actions related to servicing and maintaining the Registrant's assets are performed by IOSC.


ITEM 3.   Legal Proceedings

        None.


                                     PART II

ITEM 5.   Market for the  Registrant's  Common  Equity and  Related  Stockholder
          Matters

        There is currently no market for the Registrant's equity securities nor is it anticipated that such a market will develop.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Pursuant to General Instruction I(2)(a) of Form 10-K, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     On May 30, 2002, the Company issued $634,800 of lease-backed notes (the "Notes") pursuant to a shelf registration statement filed with the Securities and Exchange Commission. The Notes are described below:

                                                                     Principal
                                                                        Amount
                                                    Principal   Outstanding at                           Stated
                                         Issuance    Issuance    September 30,     Interest            Maturity
              Series         Notes           Date      Amount             2002         Rate                Date
              ------         -----           ----      ------             ----         ----                ----
              2002-1     Class A-1       05/30/02   $ 171,000         $106,424       2.044%           June 2003
                         Class A-2       05/30/02      46,000           46,000        2.91%       February 2005
                         Class A-3       05/30/02     266,400          266,400        3.90%        October 2006
                         Class A-4       05/30/02     151,400          151,400        4.68%       November 2009
                                                    ---------         --------
                                            Total   $ 634,800         $570,224
                                                    =========         ========

     The Notes were issued pursuant to an indenture ("Indenture") between the Company, IOSC, and the Indenture trustee. The Notes are collateralized by a pool of office equipment leases or contracts and related assets (the "Leases") acquired or originated by IOSC (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date) and all related casualty payments, retainable deposits, and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders, including reserve accounts, overcollateralization accounts and noncancelable insurance policies from Ambac Assurance Corporation with respect to the Notes. On each payment date, funds available from the collection of lease receivables will be paid to the noteholders in the order of their priority class.

     IOSC services the Leases and may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOSC of its liabilities with respect thereto. IOSC retains possession of the Leases and related files, and receives a monthly service fee from the Company for servicing the Leases.

     Restricted cash on the balance sheet represents the cash that has been collected on the leases that are pledged as collateral for lease-backed notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on lease-backed notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of leases pledged as collateral on the lease-backed notes and timing of collections on such leases.

     As of September 30, 2002, the Company had approximately $1,865,200 available under the $2,500,000 shelf registration statement.

      Future maturities of the Notes, based on contractual maturities of the Leases for each of the succeeding fiscal years, are as follows:

                          2002-1
                       Series Notes
                       ------------
      2003             $  191,375
      2004                178,300
      2005                132,840
      2006                 67,709
                       ------------
                       $  570,224
                       ============

     Interest income earned on the Leases offsets interest expense on the Notes, amortization of debt issuance costs and the fees charged by IOSC for servicing the Leases and providing administrative services to the Company. For the fiscal year ended September 30, 2002, income generated from the Leases was $29,779, interest income on restricted cash was $110, while interest expense during this period was $8,323 and administrative expenses were $1,365. Income taxes for the fiscal year ended September 30, 2002 were $8,080. The effective income tax rate was 40%.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company incurs debt to fund the origination of leases for IKON. The interest rates charged on the debt are determined based on current market conditions and all outstanding notes were fixed at the time of issuance. Therefore, the Company has not entered into interest rate swap agreements or other market risk instruments for any purpose.

ITEM 8.   Financial Statements and Supplementary Data

        The financial statements of the Company are submitted herewith on Pages F-1 through F-8 of this report.

                                 Quarterly Data

        The following table shows summarized results for the fiscal year ended September 30, 2002:

                                             First         Second         Third         Fourth
                                           Quarter        Quarter       Quarter        Quarter         Total
                                    -------------------------------------------------------------------------
Lease finance income                           $ -            $ -      $ 11,862       $ 17,917      $ 29,779
Interest expense                                 -              -         2,259          6,064         8,323
Net income                                       -              -         5,638          6,483        12,121



ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        (No response to this item is required.)

                                    PART III

ITEM 14.   Controls and Procedures

        (No response to this item is required.)

                                     PART IV


ITEM 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     List of Financial Statements

                                                                                                      Page
                                                                                                  --------------
             Report of Independent Accountants                                                         F-1
             Balance Sheet at September 30, 2002                                                       F-2
             Statement of Income for the fiscal year ended September 30, 2002                          F-3
             Statement of Cash Flows for the fiscal year ended September 30,  2002                     F-4
             Statement of Changes in  Member's  Deficit for the fiscal year ended
               September 30, 2002                                                                      F-5
             Notes to Financial Statements                                                             F-6

        Financial Statements and Schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because they are inapplicable.

(b)  Exhibits

3.1    Certificate  of  Formation of IKON  Receivables  Funding,  LLC,  filed as
       Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-71362), is incorporated herein by reference.

3.2 Limited Liability Company Agreement of IKON Receivables Funding, LLC, filed as Exhibit 3.2 to the Company's Registration Statement on Form S-3 (File No. 333-71362), is incorporated herein by reference.

10.1 Indenture, dated as of May 1, 2002, among IKON Receivables Funding, LLC, BNY Midwest Trust Company, as Trustee, and IOS Capital, LLC, as Servicer, filed as Exhibit 4.1 to IKON Receivables Funding, LLC's Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.2 Assignment and Servicing Agreement, dated as of May 1, 2002, among IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and IOS Capital, LLC as Originator and Servicer filed as Exhibit 10.1 to IKON Receivables Funding, LLC's Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.3 Indemnification Agreement, dated May 30, 2002, among Banc of America Securities LLC, Lehman Brothers Inc. and First Union Securities LLC, as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as
       Exhibit 10.2 to IKON Receivables Funding, LLC's Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.4 Insurance and Indemnity Agreement, dated May 30, 2002, among IOS Capital, LLC, as Originator and Servicer, IKON Receivables Funding, LLC, IKON Receivables-2, LLC, BNY Midwest Trust Company and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables Funding, LLC's Form 8-K dated May 30, 2002 is incorporated herein by reference.

12     Ratio of Earnings to Fixed Charges.

23     Consent of PricewaterhouseCoopers LLP.

99.1   Certifications Pursuant to 18 U.S.C. Section 1850, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

(c)    Reports on Form 8-K

       None.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of IKON Office Solutions, Inc.

In our opinion, the accompanying balance sheet as of September 30, 2002 and the related statement of income, cash flows and member's deficit, present fairly, in all material respects, the financial position of IKON Receivables Funding, LLC at September 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/  PricewaterhouseCoopers LLP
Philadelphia, PA
December 2, 2002

                          IKON RECEIVABLES FUNDING, LLC

                                  BALANCE SHEET


                                                              September 30,
                                                                  2002
                                                               ---------

                                  Assets
Investments in leases:
     Financing lease receivables                               $ 741,005
     Less: Unearned income                                      (138,799)
                                                               ---------
                                                                 602,206

Cash                                                                   1
Restricted cash                                                   27,015
Accounts receivable                                               10,586
Prepaid expenses and other assets                                  1,895
                                                               ---------
               Total assets                                    $ 641,703
                                                               =========

                     Liabilities and Member's Deficit

Liabilities:
     Accrued expenses                                          $     978
     Lease-backed notes                                          570,224
     Deferred income taxes                                       240,882
                                                               ---------
          Total liabilities                                      812,084
                                                               ---------

Commitments and contingencies

Member's deficit:
     Contributed capital                                        (182,502)
     Retained earnings                                            12,121
                                                               ---------
          Total member's deficit                                (170,381)
                                                               ---------
               Total liabilities and member's deficit          $ 641,703
                                                               =========


                 See accompanying notes to financial statements.

                          IKON RECEIVABLES FUNDING, LLC

                               STATEMENT OF INCOME



                                          Fiscal Year Ended
                                          September 30, 2002
                                          ------------------
Revenues:
     Lease finance income                        $29,779
     Interest income on restricted cash              110
                                                 -------
                                                  29,889
                                                 -------

Expenses:
     Interest                                      8,323
     General and administrative                    1,365
                                                 -------
                                                   9,688
                                                 -------

Income before income taxes                        20,201

Provision for income taxes                         8,080
                                                 -------

Net income                                       $12,121
                                                 =======


                 See accompanying notes to financial statements.

                          IKON RECEIVABLES FUNDING, LLC

                             STATEMENT OF CASH FLOWS


                                                                         Fiscal Year Ended
                                                                         September 30, 2002
                                                                       ---------------------

Cash flows from operating activities
Net income                                                                 $  12,121
Adjustments to reconcile net income to net cash used in operating activities:
     Amortization                                                                279
     Provision for deferred taxes                                              8,080
     Changes in operating assets and liabilities:
         Increase in accounts receivable                                     (10,586)
         Increase in prepaid expenses and other assets                        (2,174)
         Increase in accrued expenses                                            978
                                                                           ---------
Net cash provided by operating activities                                      8,698
                                                                           ---------

Cash flows from investing activities
     Investments in leases:
         Collections, net of financing income                                 68,390
                                                                           ---------
Net cash provided by investing activities                                     68,390
                                                                           ---------

Cash flows from financing activities
     Proceeds from issuance of lease-backed notes                            634,800
     Payments on lease-backed notes                                          (64,576)
     Deposits to restricted cash                                             (27,015)
     Capital contribution from Sole Member                                         1
     Capital distributed to Sole Member                                     (620,297)
                                                                           ---------
Net cash used in financing activities                                        (77,087)
                                                                           ---------

Increase in cash                                                                   1
Cash at beginning of year                                                         --
                                                                           ---------
Cash at end of year                                                        $       1
                                                                           =========

Supplemental financing activities:
     Noncash capital contributions                                         $ 706,032
                                                                           =========
     Interest paid                                                         $   9,301
                                                                           =========

                 See accompanying notes to financial statements.

                          IKON RECEIVABLES FUNDING, LLC

                    STATEMENT OF CHANGES IN MEMBER'S DEFICIT



                                                     Contributed           Retained
                                                       Capital             Earnings             Total
                                                      ---------           ---------           ---------
Net income                                                                $  12,121           $  12,121
Initial cash contribution by Sole Member              $       1                                       1
Equipment leases contributed by Sole Member,
     net of deferred taxes of $268,238                  402,358                                 402,358
Distributions to Sole Member                           (620,297)                               (620,297)
Reversal of income tax liability (Note 2)                35,436                                  35,436
                                                      ---------           ---------           ---------
Balance at September 30, 2002                         $(182,502)          $  12,121           $(170,381)
                                                      =========           =========           =========


                             See accompanying notes to financial statements.



                          IKON RECEIVABLES FUNDING, LLC

                          NOTES TO FINANCIAL STATEMENTS


1.   Organization

     IKON Receivables Funding, LLC (the "Company") is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-2, LLC ("Sole Member"), also a special purpose Delaware limited liability company. All of the membership interests in the Sole Member are owned by IOS Capital, LLC ("IOSC"), a wholly-owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded company with fiscal 2002 revenues of approximately $4.8 billion. IKON is a leading provider of products and services that help businesses manage document workflow and increase efficiency. IKON provides customers with total business solutions for every office, production and outsourcing need, including copiers and printers, color solutions, distributed printing, facilities management, imaging and legal document solutions, as well as network design and consulting and e-business development. The Company was organized in the State of Delaware on October 9, 2001 and is managed by IKON Receivables Funding, Inc. (the "Manager").

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

     The Company's organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of the Sole Member, IOSC, or IKON, should any of these entities become subject to such a proceeding. The Company is legally separate from each of the foregoing entities, and the assets of the Company, including, without limitation, the Lease Receivables, are not available to the creditors of the Sole Member, IOSC, or IKON.

2.   Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes. Actual results could differ from those estimates and assumptions.

     Revenue Recognition

     Finance income and rental income are recognized over the related lease term. Revenue for other income is recognized in the period earned.

     Income Taxes

     The Company is classified as a single-member limited liability corporation and, as such, is disregarded as an entity separate from its owners for income tax purposes. Income taxes are reported in accordance with an informal tax sharing agreement with IKON. The income tax provision provided by the Company pursuant to this agreement is on a separate return basis.

     The net investment in leases represents the uncollected contractual cash flow of the leases that were contributed to the Company by the Sole Member in the form of contributed capital. The tax basis and related income tax benefits attributable to the leases are retained by the Sole Member. Therefore, the contribution of the leases resulted in a deferred tax liability and is attributed to the differences between the book and tax basis of the net leases outstanding as calculated by the Company pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Because the Company is not obligated to reimburse the Sole Member for current income taxes, all reversals of the deferred tax liability to current income taxes payable and any current income taxes payable are considered additional capital contributions from the Sole Member.

     Restricted Cash

     Restricted cash on the balance sheet represents the cash that has been collected on the leases that are pledged as collateral for lease-backed notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on lease-backed notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of leases pledged as collateral on the lease-backed notes and timing of collections on such leases.

3.      Capital Contributions

        In fiscal 2002, the Sole Member made non-cash capital contributions to the Company of $706,032 of office equipment leases or contracts and related assets (the "Leases") and the reversal of income tax liability (see Notes 2 and 7). The Company was formed on October 9, 2001 and the Sole Member made an initial capital contribution of $1 to the Company on March 5, 2002.

4.      Servicing Agreement

        The Company has a servicing agreement with IOSC pursuant to which IOSC services the Leases and provides administrative services to the Company. The servicing fee is calculated by multiplying 0.75% by the lesser of the discounted present value of the Leases or the outstanding amount of the lease-backed notes (see Note 6). The servicing fee expense was $1,365 for the period ended September 30, 2002.

5.      Investments in Leases

        At  September  30,  2002,   contractual   maturities  of  finance  lease
receivables are as follows:

                                                                       Net                          Investment
                                                                      Leases        Residual        in Leases
                                                                -------------------------------------------------
           2003                                                   $     213,221   $     23,234   $       236,455
           2004                                                         196,729         21,423           218,152
           2005                                                         145,809         15,878           161,687
           2006                                                          97,095         10,573           107,668
           2007                                                          15,303          1,666            16,969
           2008                                                              67              7                74
                                                                -------------------------------------------------
                                                                  $     668,224   $     72,781   $       741,005
           Less unearned interest                                      (125,169)       (13,630)         (138,799)
                                                                -------------------------------------------------
                                                                  $     543,055   $     59,151   $       602,206
                                                                =================================================

     Residual values included in the investment in leases are paid by IKON at the end of the lease. The equipment is then transferred to IKON.

6.      Lease-Backed Notes

        On May 30, 2002, the Company issued $634,800 of lease-backed notes (the "Notes") pursuant to a shelf registration statement filed with the Securities and Exchange Commission. The Notes are described below:

                                                                     Principal
                                                                        Amount
                                                    Principal   Outstanding at                           Stated
                                        Issuance     Issuance    September 30,     Interest            Maturity
              Series         Notes          Date       Amount             2002         Rate                Date
              ------         -----          ----       ------             ----         ----                ----
              2002-1     Class A-1       05/30/02   $ 171,000         $106,424       2.044%           June 2003
                         Class A-2       05/30/02      46,000           46,000        2.91%       February 2005
                         Class A-3       05/30/02     266,400          266,400        3.90%        October 2006
                         Class A-4       05/30/02     151,400          151,400        4.68%       November 2009
                                                    ---------         --------
                                            Total   $ 634,800         $570,224
                                                    =========         ========

     The Notes were issued pursuant to an indenture ("Indenture") between the Company, IOSC, and the Indenture trustee. The Notes are collateralized by a pool of office equipment leases or contracts and related assets (the "Leases") acquired or originated by IOSC (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date) and all related casualty payments, retainable deposits, and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders, including reserve accounts, overcollateralization accounts and noncancelable insurance policies from Ambac Assurance Corporation with respect to the Notes. On each payment date, funds available from the collection of lease receivables will be paid to the noteholders in the order of their priority class.

     IOSC services the Leases and may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOSC of its liabilities with respect thereto. IOSC retains possession of the Leases and related files, and receives a monthly service fee from the Company for servicing the Leases.

     As of September 30, 2002, the Company had approximately $1,865,200 available under the $2,500,000 shelf registration statement.

      Future maturities of the Notes, based on contractual maturities of the Leases for each of the succeeding fiscal years, are as follows:

                          2002-1
                       Series Notes
                       ------------
      2003             $  191,375
      2004                178,300
      2005                132,840
      2006                 67,709
                       ------------
                       $  570,224
                       ============


7.      Income Taxes


        The components of the effective income tax rate were as follows:

                                                            Fiscal Year Ended
                                                              September 30,
                                                                  2002
                                                            -----------------
      Taxes at federal statutory rate                             35.0%
      State taxes, net of federal benefit                          5.0
                                                                -------
      Effective income tax rate                                   40.0%
                                                                -------

                                   SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K for the Fiscal Year ended September 30, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

IKON RECEIVABLES FUNDING, LLC
Date:   December 26, 2002
By:     IKON RECEIVABLES FUNDING, INC.,
        as Sole Member and Manager

By: /s/ Russell S. Slack
    --------------------------
        Name:  Russell  S. Slack
        Title: President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on December 26, 2002 by the following persons on behalf of the registrant and in the capacities indicated.


        Signatures                                            Title
        ----------                                            -----

  /s/ Russell S. Slack                            President, Director and
-----------------------------                     Principal Executive Officer
     Russell S. Slack

   /s/ Harry G. Kozee                             Vice President, Director and
-----------------------------                     Principal Financial Officer
   Harry G. Kozee

  /s/ Kathleen M. Burns                           Vice President, Director and
-----------------------------                     Treasurer
    Kathleen M. Burns

                                                  Director
-----------------------------
    Robert C. Campbell

                                                  Director
-----------------------------
     Robert W. Grier

CERTIFICATIONS

I, Russell S. Slack, President and Principal Executive Officer of IKON Receivables Funding, LLC, certify that:

         1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of IKON Receivables Funding, LLC;

         2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

         3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

         4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the servicing agreement; and

         5. I have disclosed to the registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Brokers or similar standard as set forth in the pooling and servicing agreement.


Date:    December 26, 2002



/s/ Russell S. Slack
Russell S. Slack
President and Principal Executive Officer

CERTIFICATIONS

I, Harry G. Kozee, Vice President - Finance, Principal Financial Officer, and Principal Accounting Officer of IKON Receivables Funding, LLC, certify that:

         1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of IKON Receivables, LLC;

         2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

         3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

         4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the servicing agreement; and

         5. I have disclosed to the registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Brokers or similar standard as set forth in the pooling and servicing agreement.


Date: December 26, 2002



/s/ Harry G. Kozee
Harry G. Kozee
Vice President - Finance, Principal Financial Officer,
and Principal Accounting Officer