Form 10-Q
period 2002-12-31
IKON RECEIVABLES FUNDING LLC
filed 2003-02-14
CIK 1160529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 333-71362

IKON Receivables Funding, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	52-2652209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1738 Bass Road, P.O. Box 9115, Macon, Georgia	31208
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (478) 471-2300

Former name, former address and former fiscal year, if changed since last report: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Registered debt outstanding as of February 13, 2003 was $506,742,966.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format contemplated thereby.

IKON Receivables Funding, LLC

INDEX*

PART I.	FINANCIAL INFORMATION

	Item 1.	Condensed Financial Statements

Balance Sheets – December 31, 2002 (unaudited) and September 30, 2002

Statement of Income – Three months ended December 31, 2002 (unaudited)

Statement of Cash Flows – Three months ended December 31, 2002 (unaudited)

Notes to Condensed Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

*All amounts contained in this quarterly report on Form 10-Q are in thousands unless otherwise noted.

FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference, information which may constitute forward-looking statements within the meaning of the federal securities laws. Although IKON Receivables Funding, LLC (the “Company”) believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management’s current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the future financial condition and results of IKON Office Solutions, Inc. (“IKON”) and IOS Capital, LLC (“IOSC”). These risks and uncertainties, which apply to the Company, IOSC and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company’s ability to collect amounts due from lessees in order to make payments due in connection with the Company’s lease-backed notes (such as lessee defaults or factors impeding recovery efforts); growth opportunities and increasing market share; productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from the productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company’s business segments and the anticipated benefits of operational synergies related thereto; and the Company’s ability to finance its current operations and its growth initiatives. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

IKON Receivables Funding, LLC

Balance Sheets

	December 31, 2002 (unaudited)	September 30, 2002
Assets
Investments in leases:
Finance lease receivables	$680,275	$741,005
Less: Unearned income	(120,935)	(138,799)

	559,340	602,206

Cash	1	1
Restricted cash	28,422	27,015
Accounts receivable	10,553	10,586
Prepaid expenses and other assets	1,690	1,895

Total Assets	$600,006	$641,703

Liabilities and Member’s Deficit
Liabilities:
Accrued expenses	$901	$978
Lease-backed notes	522,506	570,224
Deferred income taxes	223,736	240,882

Total Liabilities	747,143	812,084

Commitments and contingencies

Member’s deficit:
Contributed capital	(165,215)	(182,502)
Retained earnings	18,078	12,121

Total Member’s Deficit	(147,137)	(170,381)

Total Liabilities and Member’s Deficit	$600,006	$641,703

See notes to condensed financial statements.

IKON Receivables Funding, LLC

Statement of Income

(unaudited)

Three Months Ended December 31, 2002
Revenues
Lease finance income	$16,704
Interest income on restricted cash	63

16,767

Expenses
Interest	5,801
General and administrative	1,037

6,838

Income before taxes on income	9,929

Taxes on income	3,972

Net income	$5,957

See notes to condensed financial statements.

IKON Receivables Funding, LLC

Statement of Cash Flows

(unaudited)

Thee Months Ended December 31, 2002
Cash Flows from Operating Activities
Net income	$5,957
Additions (deductions) to reconcile net income to net cash provided by operating activities:
Amortization	251
Provision for income taxes	3,972
Changes in operating assets and liabilities:
Decrease in accounts receivable	33
Increase in prepaid expenses and other assets	(46)
Decrease in accrued expenses	(77)

Net cash provided by operating activities	10,090

Cash Flows from Investing Activities
Investments in leases:
Collections, net of financing income	44,791

Net cash provided by investing activities	44,791

Cash Flows from Financing Activities
Payments on lease-backed notes	(47,718)
Deposits to restricted cash	(1,407)
Capital distributed to IOS Capital, LLC (“IOSC”)	(5,756)

Net cash used in financing activities	(54,881)

Net increase in cash	—

Cash at beginning of year	1

Cash at end of period	$1

Supplemental financing activities:

Noncash capital contributions	$23,043

Interest paid	$5,878

See notes to condensed financial statements.

IKON Receivables Funding, LLC

Notes to Condensed Financial Statements

(unaudited)

Note 1:    Basis of Presentation

The accompanying unaudited condensed financial statements of IKON Receivables Funding, LLC (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

Note 2:    Capital Contributions

In fiscal 2003, IOSC made non-cash capital contributions to the Company of $23,043 of office equipment leases or contracts and related assets and the reversal of income tax liability.

Note 3:    Lease-Backed Notes

The Company repaid $47,718 of lease-backed notes for the three months ended December 31, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Lease finance income earned on the leases offsets interest expense on the lease-backed notes, amortization of debt issuance costs and the fees charged by IOSC for servicing the leases and providing administrative services to the Company. For the three months ended December 31, 2002, income generated from the leases was $16,704, interest income on restricted cash was $63, while interest expense during this period was $5,801 and administrative expenses were $1,037. Collections on the lease receivables, net of financing income were $44,791 and the Company repaid $47,718 of principal on the lease-backed notes during the three months ended December 31, 2002. Taxes on income for the three months ended December 31, 2002 were $3,972. The effective income tax rate was 40%.

Contractual Obligations

The following summarizes the Company’s significant contractual obligations and commitments as of December 31, 2002:

	Payments due
		December 31,	December 31,
Contractual Obligations	Total	2003	2005
Lease-backed notes	$522,506	$186,913	$335,593

Payments on lease-backed notes generally are made from collections of our finance lease receivables. At December 31, 2002, lease-backed notes were $522,506 and net finance lease receivables were $559,340.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

a)    Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1850, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)    Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.

IKON RECEIVABLES FUNDING, LLC

Date:      February 14, 2003

By:        /s/ Harry G. Kozee

Name:   Harry G. Kozee

Title:     Vice President—Finance (Principal Financial Officer)