Form 10-Q
period 2003-03-31
IKON RECEIVABLES FUNDING LLC
filed 2003-05-15
CIK 1160529

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ____________________


                                    FORM 10-Q
(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003 or

|_|  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from        to        .


                        Commission file number 333-71362
                              ____________________

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


       Registrant's telephone number, including area code: (478) 471-2300
                   _________________________________________

              Former name, former address and former fiscal year,
                       if changed since last report: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

Registered debt outstanding as of May 13, 2003 was $1,308,934,511.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format contemplated thereby.



================================================================================



                          IKON Receivables Funding, LLC

                                     INDEX*




PART I.    FINANCIAL INFORMATION

        Item 1.   Condensed Financial Statements

                  Balance Sheets - March 31, 2003 (unaudited) and September 30, 2002

                  Statement of Income - Three and six months ended March 31, 2003 (unaudited)

                  Statement of Cash Flows - Six months ended March 31, 2003 (unaudited)

                  Notes to Condensed Financial Statements (unaudited)

        Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

        Item 4.   Controls and Procedures

PART II.   OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES























*All amounts contained in this quarterly report on Form 10-Q are in thousands unless otherwise noted.

                           FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although IKON Receivables Funding, LLC (the "Company") believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the future financial condition and results of IKON Office Solutions, Inc. ("IKON") and IOS Capital, LLC ("IOSC"). These risks and uncertainties, which apply to the Company, IOSC and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company's ability to collect amounts due from lessees in order to make payments due in connection with the Company's lease-backed notes (such as lessee defaults or factors impeding recovery efforts); growth opportunities and increasing market share; productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of IKON's business segments and the anticipated benefits of operational synergies related thereto; and IKON's ability to finance its current operations and its growth initiatives. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company, IOSC or IKON.







                                        PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements


                                         IKON Receivables Funding, LLC
                                                 Balance Sheets


                                                                                        March 31,
                                                                                          2003             September 30,
                                                                                       (unaudited)             2002
------------------------------------------------------------------------------------------------------------------------

Assets
Investments in leases:
     Finance lease receivables                                                      $         624,278 $         741,005
     Less: Unearned income                                                                  (105,429)         (138,799)
------------------------------------------------------------------------------------------------------------------------
                                                                                              518,849           602,206

Cash                                                                                                1                 1
Restricted cash                                                                                26,330            27,015
Accounts receivable                                                                             9,250            10,586
Prepaid expenses and other assets                                                               1,492             1,895
------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                        $         555,922 $         641,703
========================================================================================================================

Liabilities and Member's Deficit
Liabilities:
     Accrued expenses                                                               $             851 $             978
     Lease-backed notes                                                                       473,039           570,224
     Deferred income taxes                                                                    207,540           240,882
------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                             681,430           812,084
------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

 Member's deficit:
     Contributed capital                                                                    (149,026)         (182,502)
     Retained earnings                                                                         23,518            12,121
------------------------------------------------------------------------------------------------------------------------
Total Member's Deficit                                                                      (125,508)         (170,381)
------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Member's Deficit                                              $         555,922 $         641,703
========================================================================================================================




















See notes to condensed financial statements.




                                          IKON Receivables Funding, LLC
                                               Statement of Income
                                                   (unaudited)





                                                                       Three Months             Six Months
                                                                           Ended                   Ended
                                                                       March 31, 2003         March 31, 2003
---------------------------------------------------------------------------------------------------------------
Revenues
Lease finance income                                                     $         15,468      $        32,172
Interest income on restricted cash                                                     42                  105
---------------------------------------------------------------------------------------------------------------
                                                                                   15,510               32,277
---------------------------------------------------------------------------------------------------------------

Expenses
Interest                                                                            5,497               11,298
General and administrative                                                            947                1,984
---------------------------------------------------------------------------------------------------------------
                                                                                    6,444               13,282
---------------------------------------------------------------------------------------------------------------

Income before taxes on income                                                       9,066               18,995

Taxes on income                                                                     3,626                7,598
---------------------------------------------------------------------------------------------------------------

Net income                                                               $          5,440      $        11,397
===============================================================================================================








See notes to condensed financial statements.




                          IKON Receivables Funding, LLC
                             Statement of Cash Flows
                                   (unaudited)


                                                                              Six Months
                                                                                Ended
                                                                            March 31, 2003
-----------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net income                                                                   $          11,397
Additions (deductions) to reconcile net income to net cash provided by operating activities:
     Amortization                                                                          494
     Provision for income taxes                                                          7,598
     Changes in operating assets and liabilities:
         Decrease in accounts receivable                                                 1,336
         Increase in prepaid expenses and other assets                                    (91)
         Decrease in accrued expenses                                                    (127)
-----------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                      20,607
-----------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
     Investments in leases:
         Collections, net of financing income                                           87,558
-----------------------------------------------------------------------------------------------
         Net cash provided by investing activities                                      87,558
-----------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
     Payments on lease-backed notes                                                   (97,185)
     Deposits to restricted cash                                                           685
     Capital distributed to IOS Capital, LLC ("IOSC")                                 (11,665)
-----------------------------------------------------------------------------------------------
        Net cash used in financing activities                                        (108,165)
-----------------------------------------------------------------------------------------------

Net increase in cash                                                                         -
-----------------------------------------------------------------------------------------------

Cash at beginning of year                                                                    1
Cash at end of period                                                        $               1
===============================================================================================


Supplemental financing activities:

     Noncash capital contributions                                           $          45,141

     Interest paid                                                           $          11,425

















See notes to condensed financial statements.

                          IKON Receivables Funding, LLC
                     Notes to Condensed Financial Statements
                                   (unaudited)


Note 1: Basis of Presentation
        ---------------------

The accompanying unaudited condensed financial statements of IKON Receivables Funding, LLC (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

Note 2: Capital Contributions
        ---------------------

In fiscal 2003, IOSC made non-cash capital contributions to the Company of $45,141 of office equipment leases or contracts and related assets, net of deferred taxes, and the reversal of current income tax liability.

Note 3: Lease-Backed Notes
        ------------------

The Company repaid $97,185 of lease-backed notes during the six months ended March 31, 2003.

Note 4: Subsequent Event
        ----------------

On April 23, 2003, the Company issued Series 2003-1 Lease-Backed Notes as described below:


                                               Principal                               Stated
                                Issuance       Issuance                               Maturity
     Series         Notes         Date          Amount         Interest Rate            Date
  -------------------------------------------------------------------------------------------------

  2003-1        Class A-1      04/23/03           $253,200              1.30813%          May 2004
                Class A-2      04/23/03             26,700                 1.68%     November 2005
                Class A-3a     04/23/03            206,400         LIBOR + 0.24%     December 2007
                Class A-3b     04/23/03            206,400                 2.33%     December 2007
                Class A-4      04/23/03            159,385                 3.27%         July 2011
  -------------------------------------------------------------------------------------------------
                               Total              $852,085
  -------------------------------------------------------------------------------------------------

In April 2003, the Company entered into a swap transaction to hedge the variable rate 2003-1 Class A-3a lease-backed note to a fixed rate of 2.095%. This hedge qualifies for evaluation using the "short cut" method of assessing effectiveness; accordingly, there is an assumption of no ineffectiveness.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        Three Months Ended March 31, 2003

Lease finance income earned on the leases offsets interest expense on the lease-backed notes, amortization of debt issuance costs and the fees charged by IOSC for servicing the leases and providing administrative services to the Company. For the three months ended March 31, 2003, income generated from the leases was $15,468, interest income on restricted cash was $42, while interest expense during the period was $5,497 and administrative expenses were $947. Collections on the lease receivables, net of financing income were $42,767 and the Company repaid $49,467 of principal on the lease-backed notes during the three months ended March 31, 2003. Taxes on income for the three months ended March 31, 2003 were $3,626. The effective income tax rate was 40%.

                         Six Months Ended March 31, 2003

Lease finance income earned on the leases offsets interest expense on the lease-backed notes, amortization of debt issuance costs and the fees charged by IOSC for servicing the leases and providing administrative services to the Company. For the six months ended March 31, 2003, income generated from the leases was $32,172, interest income on restricted cash was $105, while interest expense during the period was $11,298 and administrative expenses were $1,984. Collections on the lease receivables, net of financing income were $87,558 and the Company repaid $97,185 of principal on the lease-backed notes during the six months ended March 31, 2003. Taxes on income for the six months ended March 31, 2003 were $7,598. The effective income tax rate was 40%.

Contractual Obligations

The following summarizes the Company's significant contractual obligations and commitments as of March 31, 2003:

                                             Payments due by
                               -----------------------------------------------

                                                   March 31,        March 31,
Contractual Obligations              Total              2004             2006
  ----------------------------------------------------------------------------
Lease-backed notes                $473,039          $183,911         $289,128

Payments on lease-backed notes generally are made from collections of our finance lease receivables. At March 31, 2003, lease-backed notes were $473,039 and net finance lease receivables were $518,849.

On April 23, 2003, the Company issued Series 2003-1 Lease-Backed Notes as described below:


                                               Principal                               Stated
                                Issuance       Issuance                               Maturity
     Series         Notes         Date          Amount         Interest Rate            Date
  -------------------------------------------------------------------------------------------------

  2003-1        Class A-1      04/23/03           $253,200              1.30813%          May 2004
                Class A-2      04/23/03             26,700                 1.68%     November 2005
                Class A-3a     04/23/03            206,400         LIBOR + 0.24%     December 2007
                Class A-3b     04/23/03            206,400                 2.33%     December 2007
                Class A-4      04/23/03            159,385                 3.27%         July 2011
  -------------------------------------------------------------------------------------------------
                               Total              $852,085
  -------------------------------------------------------------------------------------------------

In April 2003, the Company entered into a swap transaction to hedge the variable rate 2003-1 Class A-3a lease-backed note to a fixed rate of 2.095%. This hedge qualifies for evaluation using the "short cut" method of assessing effectiveness; accordingly, there is an assumption of no ineffectiveness.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's Principle Executive Officer and Principle Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of an evaluation date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that, as of the evaluation date, the Company's disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls. Since the evaluation date referred to above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.


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


IKON Receivables Funding, LLC
Date:    May 15, 2003

By:      /s/ Harry G. Kozee
        ---------------------
Name:    Harry G. Kozee
Title:   Vice President - Finance (Principal Financial Officer)

                                 CERTIFICATIONS

I, Russell S. Slack, President and Principle Executive Officer of IKON Receivables Funding, LLC certify that:

1. I have reviewed this quarterly report on Form 10-Q of IKON Receivables Funding, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information contained in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 15, 2003

/s/  Russell S. Slack
------------------------
Russell S. Slack
President and Principle Executive Officer

I, Harry G. Kozee, Vice President - Finance, Principal Financial Officer, and Principal Accounting Officer of IKON Receivables Funding, LLC certify that:

1. I have reviewed this quarterly report on Form 10-Q of IKON Receivables Funding, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information contained in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 15, 2003

/s/  Harry G. Kozee
-------------------
Harry G. Kozee
Vice President - Finance, Principle Financial Officer, and
Principle Accounting Officer