Form 10-Q
period 2003-06-30
IKON RECEIVABLES FUNDING LLC
filed 2003-08-14
CIK 1160529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003 or

[   ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from          to          .

Commission file number 333-71362

IKON Receivables Funding, LLC

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 1738 Bass Road, P.O. Box 9115, Macon, Georgia (Address of principal executive offices)	52-2652209 (I.R.S.Employer Identification No.) 31208 (Zip Code)

Registrant’s telephone number, including area code: (478) 471-2300

Former name, former address and former fiscal year, if changed since last report:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [X]      No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes   [   ]      No  [X]

Registered debt outstanding as of August 12, 2003 was $1,189,334,925.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced format disclosure contemplated thereby.

IKON Receivables Funding, LLC

INDEX*

PART I.   FINANCIAL INFORMATION

Item 1. Item 2. Item 4.	Condensed Financial Statements

     Balance Sheets - June 30, 2003 (unaudited) and September 30, 2002

     Statements of Income - Three and nine months ended June 30, 2003 and 2002 (unaudited)

     Statements of Cash Flows - Nine months ended June 30, 2003 and 2002 (unaudited)

     Notes to Condensed Financial Statements (unaudited)

     Management's Discussion and Analysis of Financial Condition and Results of Operations

Controls and Procedures

PART II.   OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

*All amounts contained in this quarterly report on Form 10-Q are in thousands unless otherwise noted.

FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although IKON Receivables Funding, LLC (the “Company”) believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management’s current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the future financial condition and results of IKON Office Solutions, Inc. (“IKON”) and IOS Capital, LLC (“IOSC”). These risks and uncertainties, which apply to the Company, IOSC and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company’s ability to collect amounts due from lessees in order to make payments due in connection with the Company’s lease-backed notes (such as lessee defaults or factors impeding recovery efforts); growth opportunities and increasing market share; productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of IKON’s business segments and the anticipated benefits of operational synergies related thereto; and IKON’s ability to finance its current operations and its growth initiatives. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company, IOSC or IKON.

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

IKON Receivables Funding, LLC
Balance Sheets

	June 30, 2003 (unaudited)	September 30, 2002

Assets
Investment in leases:
Finance lease receivables	$1,567,769	$741,005
Less: Unearned income	(267,701)	(138,799)

	1,300,068	602,206

Cash	1	1
Restricted cash	53,205	27,015
Accounts receivable	19,094	10,586
Prepaid expenses and other assets	5,334	1,895
Deferred tax assets	885

Total Assets	$1,378,587	$641,703

Liabilities and Member's Deficit
Liabilities:
Accrued expenses	$8,145	$978
Lease-backed notes	1,227,325	570,224
Deferred tax liabilities	468,025	240,882

Total Liabilities	1,703,495	812,084

Commitments and contingencies

Member's deficit:
Contributed capital	(361,620)	(182,502)
Retained earnings	38,039	12,121
Accumulated other comprehensive loss	(1,327)

Total Member's Deficit	(324,908)	(170,381)

Total Liabilities and Member's Deficit	$1,378,587	$641,703

See notes to condensed financial statements.

IKON Receivables Funding, LLC
Statements of Income
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Revenues
Lease finance income	$32,513	$11,862	$64,685	$11,862
Interest income on restricted cash	43	32	148	32

	32,556	11,894	64,833	11,894

Expenses
Interest	9,292	2,259	20,590	2,259
General and administrative	1,761	239	3,746	239

	11,053	2,498	24,336	2,498

Income before taxes on income	21,503	9,396	40,497	9,396

Taxes on income	6,981	3,758	14,579	3,758

Net income	$14,522	$5,638	$25,918	$5,638

See notes to condensed financial statements.

IKON Receivables Funding, LLC
Statements of Cash Flows
(unaudited)

	Nine Months Ended June 30,

	2003	2002

Cash Flows from Operating Activities
Net income	$25,918	$5,638
Additions (deductions) to reconcile net income to net cash
provided by operating activities:
Amortization	969	68
Provision for income taxes	14,579	3,758
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,508)	(10,806)
Increase in prepaid expenses and other assets	(4,408)	(2,063)
Increase in accrued expenses	4,955	913

Net cash provided by (used in) operating activities	33,505	(2,492)

Cash Flows from Investing Activities
Investments in leases:
Collections, net of financing income	180,939	26,871

Net cash provided by investing activities	180,939	26,871

Cash Flows from Financing Activities
Proceeds from issuance of lease-backed notes	852,085	634,800
Payments on lease-backed notes	(194,984)	(16,746)
Deposits to restricted cash	(26,190)	(30,042)
Capital contribution from IOS Capital, LLC ("IOSC")	(845,355)	(612,391)

Net cash used in financing activities	(214,444)	(24,379)

Net increase in cash	-	-

Cash at beginning of year	1	1

Cash at end of period	$1	$1

Supplemental financing activities:

Non-cash capital contributions	$666,237	$689,523

Interest paid	$20,590	$-

See notes to condensed financial statements.

IKON Receivables Funding, LLC
Notes to Condensed Financial Statements
(unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited condensed financial statements of IKON Receivables Funding, LLC (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2:   Capital Contributions

In fiscal 2003, IOSC made non-cash capital contributions to the Company of $666,237 of office equipment leases or contracts and related assets, net of deferred taxes, and the reversal of current income tax liability.

Note 3:   Lease-Backed Notes

On April 23, 2003, the Company issued Series 2003-1 Lease-Backed Notes (the “2003-1 Notes”) as described below:

Series	Notes	Issuance Date	Principle Issuance Amount	Interest Rate	Stated Maturity Date

2003-1	Class A-1	04/23/03	$253,200	1.30813%	May 2004
	Class A-2	04/23/03	26,700	1.68%	November 2005
	Class A-3a	04/23/03	206,400	LIBOR + 0.24%	December 2007
	Class A-3b	04/23/03	206,400	2.33%	December 2007
	Class A-4	04/23/03	159,385	3.27%	July 2011

		Total	$852,085

The 2003-1 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2003-1 Notes are made from payments received on the equipment leases. The Company repaid $194,984 of lease-backed notes during the nine months ended June 30, 2003.

In April 2003, the Company entered into a swap transaction to hedge the variable rate 2003-1 Class A-3a lease-backed note to a fixed rate of 2.095%. This hedge qualifies for evaluation using the "short cut" method of assessing effectiveness; accordingly, there is an assumption of no ineffectiveness.

Note 4:   Comprehensive Income

Total comprehensive income is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net income	$ 14,522	$ 5,638	$ 25,918	$ 5,638
Loss on derivative financial instruments, net
of tax benefit of: $885 and $0 for the three
months ended June 30, 2003 and 2002, respectively;
$885 and $0 for the nine months ended June
30, 2003 and 2002, respectively	(1,327)		(1,327)

Total comprehensive income	$ 13,195	$ 5,638	$ 24,591	$ 5,638

Note 5:   Financial Instruments

As of June 30, 2003, all of the Company’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the nine months ended June 30, 2003, unrealized losses totaling $1,327 after taxes, were recorded in accumulated other comprehensive loss.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company was formed on October 10, 2001 and initiated its first debt issuance on May 22, 2002. Therefore, operating results and financial condition may not be comparable for each period.

Three Months Ended June 30, 2003
Compared to the Three Months Ended June 30, 2002

Lease finance income earned on the leases offsets interest expense on the lease-backed notes, amortization of debt issuance costs and the fees charged by IOSC for servicing the leases and providing administrative services to the Company. For the three months ended June 30, 2003 and 2002, income generated from the leases was $32,513 and $11,862, interest income on restricted cash was $43 and $32, while interest expense during the period was $9,292 and $2,259 and administrative expenses were $1,761 and $239, respectively. Collections on the lease receivables, net of financing income, were $93,381 and $26,871 and the Company repaid $97,799 and $16,746 of principal on the lease-backed notes for the three months ended June 30, 2003 and 2002, respectively. Taxes on income for the three months ended June 30, 2003 and 2002 were $6,981 and $3,758, respectively. The Company’s effective income tax rate was decreased from 40% to 36% during the quarter ended June 30, 2003. The changes described above are directly related to the collections on finance lease receivables, the paydown of the debt, and the issuance of new notes from June 30, 2002 to June 30, 2003.

Nine Months Ended June 30, 2003
Compared to the Nine Months Ended June 30, 2002

Lease finance income earned on the leases offsets interest expense on the lease-backed notes, amortization of debt issuance costs and the fees charged by IOSC for servicing the leases and providing administrative services to the Company. For the nine months ended June 30, 2003 and 2002, income generated from the leases was $64,685 and $11,862, interest income on restricted cash was $148 and $32, while interest expense during the period was $20,590 and $2,259 and administrative expenses were $3,746 and $239, respectively. Collections on the lease receivables, net of financing income, were $180,939 and $26,871 and the Company repaid $194,984 and $16,746 of principal on the lease-backed notes for the nine months ended June 30, 2003 and 2002, respectively. Taxes on income for the nine months ended June 30, 2003 and 2002 were $14,579 and $3,758, respectively. The Company’s effective income tax rate was 36% for the nine months ended June 30, 2003 and 40% for the nine months ended June 30, 2002. The changes described above are directly related to the collections on finance lease receivables and the paydown of the debt, and the issuance of new notes from June 30, 2002 to June 30, 2003.

Contractual Obligations

The following summarizes the Company’s significant contractual obligations and commitments as of June 30, 2003:

Payments due by

Contractual Obligations	Total	June 30, 2004	June 30, 2006	June 30, 2008

Leased-back notes	$ 1,227,325	$ 442,306	$ 661,958	$ 123,061

Payments on lease-backed notes generally are made from collections of our finance lease receivables. At June 30, 2003, lease-backed notes were $1,227,325 and net finance lease receivables were $1,300,068.

On April 23, 2003, the Company issued Series 2003-1 Lease-Backed Notes as described below:

Series	Notes	Issuance Date	Principle Issuance Amount	Interest Rate	Stated Maturity Date

2003-1	Class A-1	04/23/03	$253,200	1.30813%	May 2004
	Class A-2	04/23/03	26,700	1.68%	November 2005
	Class A-3a	04/23/03	206,400	LIBOR + 0.24%	December 2007
	Class A-3b	04/23/03	206,400	2.33%	December 2007
	Class A-4	04/23/03	159,385	3.27%	July 2011

		Total	$852,085

In April 2003, the Company entered into a swap transaction to hedge the variable rate 2003-1 Class A-3a lease-backed note to a fixed rate of 2.095%. This hedge qualifies for evaluation using the “short cut” method of assessing effectiveness; accordingly, there is an assumption of no ineffectiveness.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	31.1	Certification of Principal Executive Officer of IKON Receivables Funding, LLC pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

	31.2	Certification of Principal Financial Officer of IKON Receivables Funding, LLC pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

	32	Certifications of Principal Executive Officer and Principal Financial Officer of IKON Receivables Funding, LLC pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.

IKON Receivables Funding, LLC
Date:       August 14, 2003

By:            IKON Receivables Funding, Inc.,
                 As Manager

By:           /s/ Harry G. Kozee
Name:      Harry G. Kozee
Title: Vice President - Finance (Principal Financial Officer)