Form 10-K
period 2003-09-30
IKON RECEIVABLES FUNDING LLC
filed 2003-12-29
CIK 1160529

As filed with the Securities and Exchange Commission on December 29, 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 333-71362

IKON RECEIVABLES FUNDING, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	52-2652209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1738 Bass Road, P.O. Box 9115, Macon, Georgia	31208
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (478) 471-2300

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Registered debt outstanding as of December 19, 2003 was $1,000,711,725.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

INDEX*

*	All amounts contained in this annual report on Form 10-K are in thousands unless otherwise noted.

FORWARD LOOKING INFORMATION

This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although IKON Receivables Funding, LLC (the “Company”) believes the expectations contained in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct. Such forward-looking information is based upon management’s current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the future financial condition and results of the Company, IOS Capital, LLC (“IOSC”), and IKON Office Solutions, Inc. (“IKON”). These risks and uncertainties, which apply to the Company, IOSC and IKON, include, but are not limited to, risks and uncertainties relating to: the consummation of the announced transaction with General Electric Capital Corporation; factors which may affect the Company’s ability to collect amounts due from lessees in order to make payments due in connection with the Company’s lease-backed notes (such as lessee defaults or factors impeding recovery efforts); conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations; existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal and political issues associated with international operations; the Company’s ability to access capital and meet its debt service requirements (including sensitivity to fluctuations in interest rates); and general economic conditions. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company, IOSC or IKON.

PART I

Recent Developments

ITEM 1.	Business.

IKON Office Solutions, Inc. (“IKON”) entered into an asset purchase agreement (the “Agreement”), dated December 10, 2003, by and among IKON, IOS Capital, LLC (“IOSC”) and General Electric Capital Corporation (“GE”), pursuant to which, among other things, GE will acquire certain assets and liabilities of IOSC, including, without limitation, IOSC’s servicing functions, facilities, systems and processes. As a condition to the consummation of the transactions contemplated by the Agreement, IKON and GE will enter into a program agreement (the “Program Agreement”), under which, among other things, GE will become the preferred lease-financing source for IKON’s customers in the United States and Canada. Under the terms of the Agreement, and subject to closing adjustments, IKON will receive approximately $1.5 billion of gross proceeds.

IKON is a publicly traded company with fiscal 2003 revenues of approximately $4.7 billion. IKON integrates imaging systems and services that help businesses manage document workflow and increase efficiency. IKON represents the industry’s broadest portfolio of document management services including: outsourcing and professional services, on-site copy and mailroom management, fleet management, off-site digital printing solutions, and customized workflow and imaging application development. IOSC is currently a wholly-owned finance subsidiary of IKON. IKON Receivables-2, LLC (the “Sole Member”), a special purpose Delaware limited liability company, is a wholly owned-direct subsidiary of IOSC, and IKON Receivables Funding, LLC (the “Company”), is a wholly-owned indirect subsidiary of IOSC held through the Sole Member. The Company was organized in the State of Delaware on October 9, 2001 and is managed by IKON Receivables Funding, Inc. (the “Manager”).

Before the closing of the transaction with GE (as described above), IKON intends to merge IOSC into IKON. As a result of the merger of IOSC into IKON, the Sole Member will become a direct, wholly owned subsidiary of IKON, and the Sole Member will continue to hold the Company as a subsidiary. Immediately after the effectiveness of the merger, IKON will sell certain former assets and liabilities of IOSC to GE or one of its affiliates. The Company will continue to be the issuer of the Notes (as defined below). Following the closing of the transaction described above, the Lease Receivables (as defined below) will be serviced or sub-serviced by GE or one of its affiliates.

The closing of the transaction is subject to execution of the Program Agreement relating to GE’s relationship with IKON as its preferred lease-financing source, as well as execution of other agreements and customary conditions, including receipt of certain third party consents. The transaction is expected to close in the second quarter of fiscal 2004. We cannot assure you that the transactions contemplated by the Agreement will occur.

The Company intends to file a Form 15, and thereafter cease filing periodic reports under the Securities Exchange Act of 1934, promptly upon, and subject to, receipt of certain third party consents.

General

The Company was organized to engage exclusively in the following business and financial activities: to purchase or acquire from IKON, or any subsidiary or affiliate of IKON, any right to payment, whether constituting an account, chattel paper, instrument or general intangible, and certain related property (other than equipment) and rights (collectively, “Finance Receivables”), and hold, sell, transfer, pledge or otherwise dispose of Finance Receivables or interests therein; to enter into any agreement related to any Finance Receivables that provides for the administration, servicing and collection of amounts due on such Finance

Receivables and any interest rate hedging arrangements in connection therewith; to distribute Finance Receivables or proceeds from Finance Receivables and any other income to its Sole Member; and to engage in any lawful act or activity and to exercise any power that is incidental and is necessary or convenient to the foregoing and permitted under Delaware law.

The Company has issued Series 2002-1 and 2003-1 lease-backed notes (collectively, the “Notes”) which are secured by a segregated pool of assets (the “Asset Pool”) that includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOSC (the “Leases”), together with the equipment financing portion of each periodic rental payment due pursuant to the terms of each series of Notes. The Leases, including the Company’s security interest (which is limited to recoveries on non-performing Leases) in the underlying equipment and other property related to the Leases (such equipment and property herein referred to as the “Equipment”), are referred to as “Lease Receivables.”

The Lease Receivables, including the Equipment, have been transferred to the Company and the Lease Receivables have been pledged by the Company to the applicable indenture trustee (the “Trustee”) in accordance with the terms of the assignment and servicing agreement applicable to each such series of Notes. The Notes are secured solely by the Asset Pool and have no right, title or interest in the Equipment. The sole source of funds available for payment of the Notes are the Asset Pool and any applicable reserve account established in accordance with each applicable indenture and financial guarantee insurance policy. The Trustee has no right, title, or interest in the residual values of any of the Equipment except to the extent of the Company’s limited security interest with respect to recoveries on non-performing Leases.

Neither the Sole Member nor the Manager is liable for the debts, liabilities, contracts or other obligations of the Company solely by reason of being the Sole Member or Manager of the Company.

The Company’s organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of the Sole Member, IOSC, or IKON, should any of these entities become subject to such a proceeding. The Company is legally separate from each of the foregoing entities, and the assets of the Company, including, without limitation, the Lease Receivables, are not available to the creditors of the Sole Member, IOSC, or IKON.

ITEM 2.	Properties.

The Company does not utilize any facilities. Actions related to servicing and maintaining the Company’s assets are performed by IOSC.

ITEM 3.	Legal Proceedings.

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

There is currently no market for the Company’s equity securities nor is it anticipated that such a market will develop.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction I(2)(a) of Form 10-K, the following analysis of the results of operations is presented in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company has issued the Notes as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Principal Amount Outstanding at September 30, 2003	Interest Rate	Stated Maturity Date
2002-1	Class A-1	05/30/02	$171,000		2.044%	June 2003
	Class A-2	05/30/02	46,000		2.91%	February 2005
	Class A-3	05/30/02	266,400	$227,751	3.90%	October 2006
	Class A-4	05/30/02	151,400	151,400	4.68%	November 2009

		Sub-Total	634,800	379,151

2003-1	Class A-1	04/23/03	253,200	134,526	1.30813%	May 2004
	Class A-2	04/23/03	26,700	26,700	1.68%	November 2005
	Class A-3a	04/23/03	206,400	206,400	LIBOR + 0.24%	December 2007
	Class A-3b	04/23/03	206,400	206,400	2.33%	December 2007
	Class A-4	04/23/03	159,385	159,385	3.27%	July 2011

		Sub-Total	852,085	733,411

		Total	$1,486,885	$1,112,562

The Notes were issued pursuant to certain indentures (the “Indentures”) between the Company, IOSC, and the Trustee. The Notes are secured by the Asset Pool that includes a portfolio of Leases acquired or originated by IOSC, together with the equipment financing portion of each periodic rental payment due pursuant to the terms of each series of Notes.

The Lease Receivables, including the Equipment, have been transferred to the Company and the Lease Receivables have been pledged by the Company to the Trustee in accordance with the terms of the assignment and servicing agreement applicable to each such series of Notes. The Notes are secured solely by the Asset Pool and have no right, title or interest in the Equipment. The sole source of funds available for payment of the Notes are the Asset Pool and any applicable reserve account established in accordance with each applicable indenture and financial guarantee insurance policy. The Trustee has no right, title, or interest in the residual values of any of the Equipment except to the extent of the Company’s limited security interest with respect to recoveries on non-performing Leases.

The Notes have certain credit enhancement features available to noteholders, including reserve accounts, overcollateralization accounts and noncancelable insurance policies from Ambac Assurance Corporation with respect to the Notes. On each payment date, funds available from the collection of Lease Receivables will be paid to the noteholders in the order of their priority class.

The Notes bear interest from the related issuance date at the stated rates specified above. The variable rate 2003-1 Class A-3a Notes have been fixed at 2.095% through an interest rate swap.

IOSC services the Leases and may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOSC of its liabilities with respect thereto. IOSC retains possession of the Leases and related files, and receives a monthly service fee from the Company for servicing the Leases (see “Recent Developments”).

Restricted cash on the balance sheets represents the cash that has been collected on the Leases that are pledged as collateral for the Notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on the Notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of Leases pledged as collateral on the Notes and timing of collections on such Leases.

As of September 30, 2003, the Company has $1,013,115 available under the $2,500,000 shelf registration statement.

Future maturities of the Notes, based on contractual maturities of the Leases for each of the succeeding fiscal years, are as follows:

	2002-1 Series Notes	2003-1 Series Notes	Total
2004	$168,835	$268,444	$437,279
2005	128,398	226,286	354,684
2006	81,918	162,345	244,263
2007		76,336	76,336

	$379,151	$733,411	$1,112,562

During fiscal 2003, income generated from the Leases was $99,235, interest income on restricted cash was $190, while interest expense was $30,600 and general and administrative expenses were $5,971. Principal collections on the Leases during fiscal 2003 were $294,099, proceeds from issuance of the Notes were $852,085 and the Company repaid $309,746 of principal on the Notes. During fiscal 2002, income generated from the Leases was $29,779, interest income on restricted cash was $110, while interest expense was $8,323 and general and administrative expenses were $1,365. Principal collections on the Leases during fiscal 2002 were $68,390, proceeds from the Notes were $634,800, and the Company repaid $64,576 of principal on the Notes. The Company’s portfolio of Leases had an average yield of 11.9% and 9.9% during fiscal 2003 and 2002, respectively, and the Company’s weighted average interest rate of its total debt cost during fiscal 2003 and 2002 was 3.5% and 3.7%, respectively. The Company’s effective income tax rate was 36% for fiscal 2003 and 40% for fiscal 2002.

IOSC provides, in accordance with the applicable assignment and servicing agreement for the Notes, servicer reports to the Trustee for each series (the “Servicer Reports”). The Servicer Reports prepared during fiscal 2003 are furnished with this report. During 2003, IOSC made certain adjustments to the Servicer Reports that modified the following:

i)	Substitutions for non-performing leases, early terminations and system maintenance had previously been calculated on a net present value basis and were adjusted in the February 2003 Servicer Reports to a discounted present value basis. As a result, no actual substitutions were made in certain months in which substitutions were reported, as detailed in the respective Servicer Report footnotes;

ii)	Beginning in February 2003, the annualized default rate and delinquency rate calculations were restated in accordance with the definitions set forth in the Indenture and the assignment and servicing agreement. The annualized default rates did not previously include recoveries on non-performing loans and did not reflect adjustments for loans cured up to five business days prior to the payment date. Both calculations were also adjusted to reflect previously unreported non-performing loans;

iii)	Beginning in February 2003, renewal payments were reflected in collection account balances, and related additional data concerning such matters were furnished; and

iv)	Beginning in February 2003, the Company began reporting cumulative substitutions for adjusted and warranty leases, non-performing leases, and early terminated leases, pursuant to Section 11.01(a) of each applicable assignment and servicing agreement.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company incurs debt to fund the origination of Leases for IKON. The interest rates charged on the debt are determined based on current market conditions and include variable measures of interest rates such as LIBOR. The Company monitors interest rates on debt in order to mitigate exposure to unfavorable variations as compared to the interest rate earned on the pledged Leases. The objective in managing this risk is to achieve fixed-rate financing at the same time the Company establishes the rate to be received by the Company on the Leases. As a result, from time to time, interest rate swaps are utilized to effectively fix the rate on variable rate debt, as opposed to a direct issuance of fixed rate debt. The risk associated with the use of interest rate swaps is the possible inability of the counterparties to meet the terms of their contracts. The Company does not enter into interest rate swap agreements for trading purposes.

The following table presents, as of September 30, 2003, information regarding the interest rate swap agreement to which the Company is a party: (i) the notional amount, (ii) the fixed interest rate payable by the Company, (iii) the variable interest rate payable to the Company by the counterparty under the agreement, (iv) the fair value of the instrument, and (v) the maturity date of the agreement.

September 30, 2003
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$ 206,400	2.095%	LIBOR + 0.24%	$(1,572)	December 2007

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements of the Company are submitted herewith on Pages F-1 through F-11 of this report.

Quarterly Data

The following table shows summarized unaudited quarterly results for fiscal 2003 and 2002:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003
Lease finance income	$16,704	$15,468	$32,513	$34,550	$99,235
Interest expense	5,801	5,497	9,292	10,010	30,600
Net income	5,957	5,440	14,522	14,307	40,226

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2002
Lease finance income			$11,862	$17,917	$29,779
Interest expense			2,259	6,064	8,323
Net income			5,638	6,483	12,121

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(No response to this item is required.)

ITEM 9A.	Evaluation of Disclosure Controls and Procedures.

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, they have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to the Company required to be included in its reports filed or submitted under the Exchange Act.

PART III

ITEM 14.	Principal Accountant Fees and Services.

(No response to this item is required.)

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List of Financial Statements

Financial Statements and Schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because they are inapplicable.

(b) Exhibits

3.1	Certificate of Formation of IKON Receivables Funding, LLC, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-71362), is incorporated herein by reference.

3.2	Limited Liability Company Agreement of IKON Receivables Funding, LLC, filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (File No. 333-71362), is incorporated herein by reference.

4.1	Indenture, dated as of May 1, 2002, among IKON Receivables Funding, LLC, BNY Midwest Trust Company, as Trustee, and IOS Capital, LLC, as Servicer, filed as Exhibit 4.1 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002 is incorporated herein by reference.

4.2	Indenture, dated as of April 1, 2003, among IKON Receivables Funding, LLC, BNY Midwest Trust Company, as Trustee, and IOS Capital, LLC, as Servicer, filed as Exhibit 4.1 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.1	Assignment and Servicing Agreement, dated as of May 1, 2002, among IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and IOS Capital, LLC as Originator and Servicer filed as Exhibit 10.1 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.2	Indemnification Agreement, dated May 30, 2002, among Bank of America Securities, LLC, Lehman Brothers, Inc. and First Union Securities, LLC, as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.3	Insurance and Indemnity Agreement, dated May 30, 2002, among IOS Capital, LLC, as Originator and Servicer, IKON Receivables Funding, LLC, IKON Receivables-2, LLC, BNY Midwest Trust Company and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.4	Assignment and Servicing Agreement, dated as of April 1, 2003, among IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and IOS Capital, LLC, as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.5	Indemnification Agreement, dated April 23, 2003, among Lehman Brothers, Inc., J.P. Morgan Securities, Inc., Bank of America Securities, LLC, Deutsche Bank Securities, Inc., and PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.6	Insurance and Indemnity Agreement, dated April 23, 2003, among IOS Capital, LLC, as Originator and Servicer, IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.7	Schedule to ISDA Master Agreement, between Lehman Brothers Special Financing, Inc. and IKON Receivables Funding, LLC and Confirmation to the ISDA Master Agreement, between Lehman Brothers Special Financing, Inc. and IKON Receivables Funding, LLC, each dated as of April 23, 2003, filed as Exhibit 10.4 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

12	Ratio of Earnings to Fixed Charges.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1	Servicer reports provided by IOS Capital, LLC from October 1, 2002 through September 30, 2003 concerning the 2002-1 Notes and the 2003-1 Notes.

(c)	Reports on Form 8-K

None.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders

of IKON Office Solutions, Inc.:

In our opinion, the accompanying balance sheets and the related statements of income, cash flows and changes in member’s deficit, present fairly, in all material respects, the financial position of IKON Receivables Funding, LLC at September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/     PricewaterhouseCoopers LLP

Philadelphia, PA

December 18, 2003

IKON RECEIVABLES FUNDING, LLC

BALANCE SHEETS

	September 30
	2003	2002
Assets

Investment in leases:
Finance lease receivables	$1,429,390	$741,005
Less: Unearned income	(232,574)	(138,799)

	1,196,816	602,206

Cash	1	1
Restricted cash	52,080	27,015
Accounts receivable	16,770	10,586
Prepaid expenses and other assets	4,856	1,895
Deferred tax assets	566

Total Assets	$1,271,089	$641,703

Liabilities and Member’s Deficit

Liabilities:
Accrued expenses	$7,240	$978
Lease-backed notes	1,112,562	570,224
Deferred income taxes	430,854	240,882

Total Liabilities	1,550,656	812,084

Commitments and contingencies

Member’s deficit:
Contributed capital	(330,908)	(182,502)
Retained earnings	52,347	12,121
Accumulated other comprehensive loss	(1,006)

Total Member’s Deficit	(279,567)	(170,381)

Total Liabilities and Member’s Deficit	$1,271,089	$641,703

See accompanying notes to financial statements.

IKON RECEIVABLES FUNDING, LLC

STATEMENTS OF INCOME

	Fiscal Year Ended September 30
	2003	2002
Revenues:
Lease finance income	$99,235	$29,779
Interest income on restricted cash	190	110

	99,425	29,889

Expenses:
Interest	30,600	8,323
General and administrative	5,971	1,365

	36,571	9,688

Income before taxes on income	62,854	20,201
Taxes on income	22,628	8,080

Net income	$40,226	$12,121

See accompanying notes to financial statements.

IKON RECEIVABLES FUNDING, LLC

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30
	2003	2002
Cash Flows from Operating Activities
Net income	$40,226	$12,121
Additions (deductions) to reconcile net income to net cash
provided by operating activities:
Amortization	1,563	279
Provision for income taxes	22,628	8,080
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,184)	(10,586)
Increase in prepaid expenses and other assets	(4,524)	(2,174)
Increase in accrued expenses	4,690	978

Net cash provided by operating activities	58,399	8,698

Cash Flows from Investing Activities
Investment in leases:
Collections (net of financing income)	294,099	68,390

Net cash provided by investing activities	294,099	68,390

Cash Flows from Financing Activities
Proceeds from issuance of lease-backed notes	852,085	634,800
Payments on lease-backed notes	(309,746)	(64,576)
Deposit to restricted cash	(25,065)	(27,015)
Capital contributed from Sole Member		1
Capital distributed to Sole Member	(869,772)	(620,297)

Net cash used in financing activities	(352,498)	(77,087)

Net increase in cash	—	1
Cash at beginning of year	1	—

Cash at end of year	$1	$1

Supplemental noncash financing activities:
Noncash capital contributions, net	$1,041,302	$706,032

Interest paid	$29,669	$7,345

See accompanying notes to financial statements.

IKON RECEIVABLES FUNDING, LLC

STATEMENTS OF CHANGES IN MEMBER’S DEFICIT

	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Member’s Deficit	Total Comprehensive Income

Balance at September 30, 2001	—	—	—	—	—
Net income		$12,121		$12,121	$12,121
Initial capital contribution by Sole Member	$1			1
Equipment leases contributed by Sole Member, net of deferred taxes of $268,238	402,358			402,358
Distributions to Sole Member	(620,297)			(620,297)
Reversal of income tax liability (note 2)	35,436			35,436

Total comprehensive income					12,121

Balance at September 30, 2002	(182,502)	12,121		(170,381)

Net income		40,226		40,226	40,226
Equipment leases contributed by Sole Member, net of deferred taxes of $319,936	568,774			568,774
Distributions to Sole Member	(869,772)			(869,772)
Reversal of income tax liability (note 2)	152,592			152,592
Loss on derivative instruments, net of taxes of $566			$(1,006)	(1,006)	(1,006)

Total comprehensive income					$39,220

Balance at September 30, 2003	$(330,908)	$52,347	$(1,006)	$(279,567)

See accompanying notes to financial statements.

IKON RECEIVABLES FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION

IKON Receivables Funding, LLC (the “Company”) is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-2, LLC (the “Sole Member”), also a special purpose Delaware limited liability company. All of the membership interests in the Sole Member are owned by IOS Capital, LLC (“IOSC”), a wholly-owned finance subsidiary of IKON Office Solutions, Inc. (“IKON”), a publicly traded company with fiscal 2003 revenues of approximately $4.7 billion. IKON integrates imaging systems and services that help businesses manage document workflow and increase efficiency. IKON represents the industry’s broadest portfolio of document management services: outsourcing and professional services, on-site copy and mailroom management, fleet management, off-site digital printing solutions, and customized workflow and imaging application development. The Company was organized in the State of Delaware on October 9, 2001 and is managed by IKON Receivables Funding, Inc. (the “Manager”).

The Company was organized to engage exclusively in the following business and financial activities: to purchase or acquire from IKON, or any subsidiary or affiliate of IKON, any right to payment, whether constituting an account, chattel paper, instrument or general intangible, and certain related property (other than equipment) and rights (collectively, “Finance Receivables”), and hold, sell, transfer, pledge or otherwise dispose of Finance Receivables or interests therein; to enter into any agreement related to any Finance Receivables that provides for the administration, servicing and collection of amounts due on such Finance Receivables and any interest rate hedging arrangements in connection therewith; to distribute Finance Receivables or proceeds from Finance Receivables and any other income to its Sole Member; and to engage in any lawful act or activity and to exercise any power that is incidental and is necessary or convenient to the foregoing and permitted under Delaware law.

The Company has issued the Series 2002-1 and 2003-1 lease-backed notes (collectively, the “Notes”) which are secured by a segregated pool of assets (the “Asset Pool”) that includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOSC (the “Leases”), together with the equipment financing portion of each periodic rental payment due pursuant to the terms of each series of Notes. The Leases, including the Company’s security interest (which is limited to recoveries on non-performing Leases) in the underlying equipment and other property related to the Leases (such equipment and property herein referred to as the “Equipment”), are referred to as “Lease Receivables.”

The Lease Receivables, including the Equipment, have been transferred to the Company and the Lease Receivables have been pledged by the Company to the applicable indenture trustee (the “Trustee”) in accordance with the terms of the assignment and servicing agreement applicable to each series of Notes. The Notes are secured solely by the Asset Pool and have no right, title or interest in the Equipment. The sole source of funds available for payment of the Notes are the Asset Pool and any applicable reserve account established in accordance with each applicable indenture and financial guarantee insurance policy. The Trustee has no right, title, or interest in the residual values of any of the Equipment except to the extent of the Company’s limited security interest with respect to recoveries on non-performing Leases.

Neither the Sole Member nor the Manager is liable for the debts, liabilities, contracts or other obligations of the Company solely by reason of being the Sole Member or Manager of the Company.

The Company’s organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of the Sole Member, IOSC, or IKON, should any of these entities become subject to such a proceeding. The Company is legally separate from each of the foregoing entities, and the assets of the Company, including, without limitation, the Lease Receivables, are not available to the creditors of the Sole Member, IOSC, or IKON.

IKON RECEIVABLES FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes. Actual results could differ from those estimates and assumptions.

Revenue Recognition

Lease finance income is recognized over the related lease term. Revenue for interest income on restricted cash is recognized in the period earned.

Income Taxes

The Company is classified as a single-member limited liability corporation and, as such, is disregarded as an entity separate from its owners for income tax purposes. Income taxes are reported in accordance with an informal tax sharing agreement with IKON. The income tax provision provided by the Company pursuant to this agreement is on a separate return basis.

The net investment in leases represents the uncollected contractual cash flow of the Leases that were contributed to the Company by the Sole Member in the form of contributed capital. The tax basis and related income tax benefits attributable to the Leases are retained by the Sole Member. Therefore, the contribution of the Leases results in a deferred tax liability and is attributed to the differences between the book and tax basis of the net Leases outstanding as calculated by the Company pursuant to Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes”. Because the Company is not obligated to reimburse the Sole Member for current income taxes, all reversals of the deferred tax liability to current income taxes payable and any current income taxes payable are considered additional capital contributions from the Sole Member.

Financial Instruments

The Company uses interest rate swap agreements for purposes other than trading. Interest rate swap agreements are used by the Company to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreements are designated as hedges, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Such an agreement involves the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which payments are based. Gains and losses on terminations of interest rate swap agreements are deferred and amortized over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in income at the time of extinguishment.

The Company follows Statement of Financial Accounting Standards (“SFAS”) 133, as amended, which requires that all derivatives be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income (Loss) (“OCI”) depending on the type of hedging instrument and the effectiveness of those hedges.

All of the derivatives used by the Company as hedges are highly effective as defined by SFAS 133 because all of the critical terms of the derivatives match those of the hedged item. All of the derivatives used by the Company have been designated as cash flow hedges at the time they were executed. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges are recorded in OCI.

IKON RECEIVABLES FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of September 30, 2003, the Company’s derivative was designated as a hedge. This interest rate swap qualifies for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. During the year ended September 30, 2003, unrealized net losses totaling $1,006, after taxes, were recorded in OCI.

Restricted Cash

Restricted cash on the balance sheets represents the cash that has been collected on the Leases that are pledged as collateral for the Notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on the Notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of Leases pledged as collateral on the Notes and timing of collections on such Leases.

3.    CAPITAL CONTRIBUTIONS AND DISTRIBUTIONS

In fiscal 2003 and 2002, the Sole Member made non-cash capital contributions to the Company of $1,041,302 and $706,032, respectively, of Leases and the reversal of income tax liability (see note 2). The Company was formed on October 9, 2001 and the Sole Member made an initial capital contribution of $1 to the Company on March 5, 2002. During fiscal 2003 and 2002, the Company made capital distributions to the Sole Member of $869,772 and $620,297, respectively.

4.    SERVICING AGREEMENT

The Company has a servicing agreement with IOSC for which IOSC services the Leases and provides administrative services to the Company. The servicing fee is calculated by multiplying 0.75% by the lesser of the discounted present value of the Leases or the outstanding amount of the Notes (see note 6). The servicing fee expense was $5,971 for the fiscal year ended September 30, 2003 and $1,365 for the fiscal year ended September 30, 2002.

5.    INVESTMENT IN LEASES

At September 30, 2003, contractual maturities of finance lease receivables were as follows:

	Net Leases	Residual	Investment in Leases

2004	$463,328	$16,479	$479,807
2005	385,793	32,275	418,068
2006	269,602	46,747	316,349
2007	128,977	53,280	182,257
2008	10,914	21,910	32,824
2009	56	29	85

	$1,258,670	$170,720	$1,429,390
Less: Unearned income	(204,796)	(27,778)	(232,574)

	$1,053,874	$142,942	$1,196,816

Residual values included in the investment in leases are paid by IKON at the end of the Lease. The equipment is then transferred to IKON, who is responsible for remarketing. IKON has no obligation or responsibility to make such payments at the end of the lease term and, if any such amounts are paid by IKON, holders of the Notes have no right or claim to any such amounts.

IKON RECEIVABLES FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    LEASE-BACKED NOTES

The Company has issued the Notes as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Principal Amount Outstanding at September 30, 2003	Interest Rate	Stated Maturity Date
2002-1	Class A-1	05/30/02	$171,000		2.044%	June 2003
	Class A-2	05/30/02	46,000		2.91%	February 2005
	Class A-3	05/30/02	266,400	$227,751	3.90%	October 2006
	Class A-4	05/30/02	151,400	151,400	4.68%	November 2009

		Sub-Total	634,800	379,151

2003-1	Class A-1	04/23/03	253,200	134,526	1.30813%	May 2004
	Class A-2	04/23/03	26,700	26,700	1.68%	November 2005
	Class A-3a	04/23/03	206,400	206,400	LIBOR + 0.24%	December 2007
	Class A-3b	04/23/03	206,400	206,400	2.33%	December 2007
	Class A-4	04/23/03	159,385	159,385	3.27%	July 2011

		Sub-Total	852,085	733,411

		Total	$1,486,885	$1,112,562

The Notes were issued pursuant to certain indentures (the “Indentures”) between the Company, IOSC, and the Trustee. The Notes are secured by the Asset Pool that includes a portfolio of Leases acquired or originated by IOSC, together with the equipment financing portion of each periodic rental payment due pursuant to the terms of each series of Notes.

The Lease Receivables, including the Equipment, have been transferred to the Company and the Lease Receivables have been pledged by the Company to the Trustee in accordance with the terms of the assignment and servicing agreement applicable to each such series. The Notes are secured solely by the Asset Pool and have no right, title or interest in the Equipment. The sole source of funds available for payment of the Notes are the Asset Pool and any applicable reserve account established in accordance with each applicable Indenture and financial guarantee insurance policy. The Trustee has no right, title, or interest in the residual values of any of the Equipment except to the extent of the Company’s limited security interest with respect to recoveries on non-performing Leases.

The Notes have certain credit enhancement features available to noteholders, including reserve accounts, overcollateralization accounts and noncancelable insurance policies from Ambac Assurance Corporation with respect to the Notes. On each payment date, funds available from the collection of Lease Receivables will be paid to the noteholders in the order of their priority class.

The Notes bear interest from the related issuance date at the stated rates specified above. The variable rate 2003-1 Class A-3a Notes have been fixed at 2.095% through an interest rate swap.

IOSC services the Leases and may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOSC of its liabilities with respect thereto. IOSC retains possession of the Leases and related files, and receives a monthly service fee from the Company for servicing the Leases.

As of September 30, 2003, the Company had $1,013,115 available under the $2,500,000 shelf registration statement.

IKON RECEIVABLES FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Future maturities of the Notes, based on contractual maturities of the Leases for each of the succeeding fiscal years, are as follows:

	2002-1 Series Notes	2003-1 Series Notes	Total

2004	$168,835	$268,444	$437,279
2005	128,398	226,286	354,684
2006	81,918	162,345	244,263
2007		76,336	76,336

	$379,151	$733,411	$1,112,562

7.    INCOME TAXES

The deferred tax asset balance of $566 on the balance sheet at September 30, 2003 is related to SFAS 133. See notes 2 and 8 to the financial statements.

The components of the effective tax rate were as follows:

	Fiscal Year Ended September 30
	2003	2002
Taxes at federal statutory rate	35.0%	35.0%
State taxes, net of federal benefit	1.0%	5.0%

Effective income tax rate	36.0%	40.0%

8.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company incurs debt to fund the origination of Leases for IKON. The interest rates charged on the debt are determined based on current market conditions and include variable measures of interest rates such as LIBOR. The Company monitors interest rates on debt in order to mitigate exposure to unfavorable variations as compared to the interest rate earned on the pledged Leases. The objective in managing this risk is to achieve fixed-rate financing at the same time the Company establishes the rate to be received by the Company on the Leases. As a result, from time to time interest rate swaps are utilized to effectively fix the rate on variable rate debt, as opposed to a direct issuance of fixed rate debt. The risk associated with the use of interest rate swaps is the possible inability of the counterparties to meet the terms of their contracts. The Company does not enter into interest rate swap agreements for trading purposes.

The following table presents, as of September 30, 2003, information regarding the interest rate swap agreement to which we are a party: (i) the notional amount, (ii) the fixed interest rate payable by the Company, (iii) the variable interest rate payable to the Company by the counterparty under the agreement, (iv) the fair value of the instrument, and (v) the maturity date of the agreement.

September 30, 2003
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$206,400	2.095%	LIBOR + 0.24%	$(1,572)	December 2007

IKON RECEIVABLES FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    SUBSEQUENT EVENT

IKON entered into an asset purchase agreement (the “Agreement”), dated December 10, 2003, by and among IKON, IOSC and General Electric Capital Corporation (“GE”), pursuant to which, among other things, GE will acquire certain assets and liabilities of IOSC, including, without limitation, IOSC’s servicing functions, facilities, systems and processes. As a condition to the consummation of the transactions contemplated by the Agreement, IKON and GE will enter into a program agreement (the “Program Agreement”), under which, among other things, GE will become the preferred lease-financing source for IKON’s customers in the United States and Canada. Under the terms of the Agreement, and subject to closing adjustments, IKON will receive approximately $1.5 billion of gross proceeds.

IOSC is currently a wholly-owned finance subsidiary of IKON. The Sole Member is a special purpose Delaware limited liability company and is a wholly-owned direct subsidiary of IOSC, and the Company is a wholly-owned indirect subsidiary of IOSC held through the Sole Member.

Before the closing of the transaction with GE, IKON intends to merge IOSC into IKON. As a result of the merger of IOSC into IKON, the Sole Member will become a direct, wholly-owned subsidiary of IKON, and the Sole Member will continue to hold the Company as a subsidiary. Immediately after the effectiveness of the merger, IKON will sell certain former assets and liabilities of IOSC to GE or one of its affiliates. The Company will continue to be the issuer of the Notes. Following the closing of the transaction described above, the underlying Lease Receivables will be serviced or sub-serviced by GE or one of its affiliates.

The closing of the transaction is subject to execution of the Program Agreement relating to GE’s relationship with IKON as its preferred lease-financing source, as well as execution of other agreements and customary conditions, including receipt of certain third party consents. The transaction is expected to close in the second quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K for the fiscal year ended September 30, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

IKON RECEIVABLES FUNDING, LLC
Date:	December 29, 2003

By:	IKON RECEIVABLES FUNDING, INC.,
as Manager

By:	/s/ Russell S. Slack
Name: Russell S. Slack
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below on December 29, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title

/s/ Russell S. Slack Russell S. Slack	President, Director and Principal Executive Officer

/s/ Harry G. Kozee Harry G. Kozee	Vice President, Director and Principal Financial Officer

/s/ Kathleen M. Burns Kathleen M. Burns	Vice President, Director and Treasurer

Robert C. Campbell	Director

Robert W. Grier	Director