Form 10-K/A
period 2003-09-30
IKON RECEIVABLES FUNDING LLC
filed 2004-02-06
CIK 1160529

As filed with the Securities and Exchange Commission on February 6, 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Registered debt outstanding as of December 19, 2003 was $1,000,711,725.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

The purpose of this amendment is to file certain additional exhibits.

INDEX*

*	All amounts contained in this annual report on Form 10-K/A are in thousands unless otherwise noted.

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

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K/A. Based on this evaluation, they have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to the Company required to be included in its reports filed or submitted under the Exchange Act.

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K/A for the fiscal year ended September 30, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

IKON RECEIVABLES FUNDING, LLC
Date:	February 6, 2004

By:	IKON RECEIVABLES FUNDING, INC.,
as Manager

By:	/s/ Russell S. Slack
Name: Russell S. Slack
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed below on by the February 6, 2004 following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title

/s/ Russell S. Slack Russell S. Slack	President, Director and Principal Executive Officer

/s/ Harry G. Kozee Harry G. Kozee	Vice President, Director and Principal Financial Officer

/s/ Kathleen M. Burns Kathleen M. Burns	Vice President, Director and Treasurer

Robert C. Campbell	Director

Robert W. Grier	Director